Form 10-K
period 1999-12-31
DLJ MORTGAGE ACCEPT CORP FIR NAT TR SE 1999-4 MOR PAS TH CER
filed 2000-04-04
CIK 1094237

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999
_______________________________  or

[   ] Transition Report Pursuant to Section 13 or 15d of the Securities
                  Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-5961

     DLJ Mortgage Acceptance Corp.
(Exact name of registrant as specified in its charter)

  New York                                        13-3460894
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

277 Park Avenue
New York, New York                                              10172

(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:         (212)892-3000

    Securities registered pursuant to Section 12(b) of the Act
                      NONE
    Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                x  Yes          No


                                                 PART I

Item 2.  Properties
           Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
           There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
           There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were under 300 participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  First Nationwide Trust Series 1999-4 Mortgage Pass-Through Certificates
     Series 1999-FN4 Class IPP-A-1   Cede & Co.
     Series 1999-FN4 Class IIPP-A-1  Cede & Co.
     Series 1999-FN4 Class IIIPP-A-1 Cede & Co.
     Series 1999-FN4 Class IVPP-A-1  Cede & Co.
     Series 1999-FN4 Class P         Cede & Co.
     Series 1999-FN4 Class X         Cede & Co.
     Series 1999-FN4 Class C-B-1     Cede & Co.
     Series 1999-FN4 Class C-B-2     Cede & Co.
     Series 1999-FN4 Class C-B-3     Donaldson, Lufkin & Jenrette
     Series 1999-FN4 Class C-B-4     Donaldson, Lufkin & Jenrette
     Series 1999-FN4 Class C-B-5     DLJ Mortgage Capital Inc.
     Series 1999-FN4 Class C-B-6     DLJ Mortgage Capital Inc.
     Series 1999-FN4 Class C-B-7     DLJ Mortgage Capital Inc.

         Donaldson Lufkin & Jenrette
         P.O. Box  2050
         Jersey City, NJ  07303

         DLJ Mortgage Capital Inc.
         C/O DLJ Securities Corporation
         277 Park Avenue, 9th Floor
         New York, NY  10172

         There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures:Information required by Item 304 of Reg. S-K.

  There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                               PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
                The address of Cede & Co. is:
                Cede & Co.
                c/o The Depository Trust Company
                Seven Hanover Square
                New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
  There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                (a) 1.  Not Applicable
                    2.  Not Applicable
                    3.  Exhibits
                         99.1  Annual Summary Statement
                         99.2  Annual Statement as to Compliance.
                         99.3  Annual Independent Public
                               Accountant's Servicing Report.

                (b)   Reports on Form 8-K
   The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
   September 19, 1999, October 19, 1999, November 19, 1999, December 20, 1999



                (c)    See (a) 3 above

                (d)    Not Applicable



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DLJ Mortgage Acceptance Corp
First Nationwide Trust Series 1999-4
Mortgage-Pass Through Certificates


                /s/  Mary Fonti,
                     Trust Officer
                     Bank One

Date            March 28, 1999


                                EXHIBIT INDEX

                Exhibit Number  Description
                         99.1   Annual Summary Statement
                         99.2   Annual Statement of Compliance
                         99.3   Report of Independent Accountants




 EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year
  Amounts for the period ending December 31, 1999

    DLJ Mortgage Acceptance Corp
    First Nationwide Trust Series 1999-4  Mortgage Pass-Through Certificates
          Summary of Aggregate Amounts or End of Year Amounts

                Pool Balance                       1092571054.06
                Principal       Collections          14627588.73
                Realized Loss                               0.00
                Interest        Collections          31280365.04
                Servicer        Fees                  1799070.35
                Trustee         Fees                    36759.39





                Delinquency Report    Number      Stated Principal Bal
                1-30 days               20        4867907.04
                31-60 days               0              0.00
                61+ days                 1         240070.20
                Foreclosures             0              0.00
                REO Properties           0              0.00



  Certificate         Balance          Interest        Principal

  Class IPP-A-1        48860966.17      1112561.75      1012313.83
  Class IIPP-A-1      169189985.71      3849188.67      2430933.29
  Class IIIPP-A-1     782095723.34     17052334.59      8082321.66
  Class IVPP-A-1       47351399.96      1035117.60       659334.04
  Class P               3204609.35            0.00        23008.58
  Class X               4089551.40        89644.41            0.00
  Class C-B-1          20965176.96       458867.65        71597.04
  Class C-B-2           8827442.88       193207.42        30146.12
  Class C-B-3           2758575.35        60377.31         9420.65
  Class C-B-4           4413720.94        96603.70        15073.06
  Class C-B-5           2206860.47        48301.84         7536.53
  Class C-B-6           2206860.47        48301.84         7536.53
  Class C-B-7           2758579.25        60377.40         9420.61








       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
                To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
                To be supplied upon receipt by the Trustee